Form 10-Q
period 1993-11-30
AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1994-01-14
CIK 312655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /x/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1993

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         AMERICAN MEDICAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                        1-10511               13-3527632
(State or other jurisdiction of   (Commission file number)   (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      AMERICAN MEDICAL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                        1-7612                95-2111054
(State or other jurisdiction of   (Commission file number)   (I.R.S. Employer
incorporation or organization)                               Identification No.)

8201 PRESTON ROAD, DALLAS, TEXAS                             75225
(Address of principal executive offices)                     (Zip code)
                                 (214) 360-6300
              (Registrants' telephone number, including area code)

       Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. American Medical Holdings, Inc.
Yes X  No   .  American Medical International, Inc. Yes X  No   .
   ---   ---                                           ---   ---

       As of January 11, 1994 there were 77,070,804 shares of American Medical Holdings, Inc. Common Stock, $.01 par value, outstanding.

       All shares of Common Stock, $.01 par value, of American Medical International, Inc. are held by American Medical Holdings, Inc.

                         PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

INTRODUCTION


     American Medical Holdings, Inc. ("Holdings") was organized in July 1989 to acquire American Medical International, Inc. ("AMI" and, together with Holdings, the "Company"). As a result of this acquisition, Holdings is the owner of all of the outstanding shares of common stock of AMI. AMI's financial statements are the same as Holdings' financial statements except for the components of shareholders' equity and the impact of Holdings' common stock subject to repurchase obligations.

     The Company is one of the leading hospital management companies in the United States. Founded in 1960 as the first investor-owned hospital company, AMI owns and operates 35 acute-care and one psychiatric hospital containing a total of 8,131 licensed beds. Throughout its history, AMI has focused on delivering value to its patients and its communities with a full range of quality inpatient and outpatient services including medical, surgical, obstetric, diagnostic, specialty and home health care. The Company also operates ancillary facilities at each of its hospitals, such as ambulatory, occupational and rural healthcare clinics. The Company's hospitals are principally located in the suburbs of major metropolitan areas in 12 states including Texas, Florida and California.

                         AMERICAN MEDICAL HOLDINGS, INC.
                      AMERICAN MEDICAL INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                      November 30, 1993                    August 31, 1993
                                                 ---------------------------         ---------------------------
                                                   Holdings          AMI               Holdings          AMI
                                                 ------------    -----------         ------------    -----------
                                                         (Unaudited)
ASSETS

Current Assets
  Cash and short-term cash investments           $   13,639      $   13,639          $   44,335      $   44,335
  Accounts receivable, net                          103,490         103,490              90,596          90,596
  Income taxes receivable, net (including
     current portion of deferred income taxes)       13,031          13,031              24,641          24,641
  Supply inventories and prepaid expenses            72,255          72,255              71,133          71,133
                                                 ----------      ----------          ----------      ----------
     Total Current Assets                           202,415         202,415             230,705         230,705
                                                 ----------      ----------          ----------      ----------

Property and Equipment                            1,825,832       1,825,832           1,799,945       1,799,945
  Less - Accumulated depreciation                   423,586         423,586             395,736         395,736
                                                 ----------      ----------          ----------      ----------
     Net Property and Equipment                   1,402,246       1,402,246           1,404,209       1,404,209
                                                 ----------      ----------          ----------      ----------


Cost in Excess of Net Assets Acquired             1,159,261       1,159,261           1,165,435       1,165,435
Investments and Other Assets                         64,868          64,868              68,021          68,021
                                                 ----------      ----------          ----------      ----------
                                                 $2,828,790      $2,828,790          $2,868,370      $2,868,370
                                                 ----------      ----------          ----------      ----------
                                                 ----------      ----------          ----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                              $  340,293      $  340,293          $  370,655      $  370,655
Long-Term Debt                                    1,263,665       1,263,665           1,283,665       1,283,665
Convertible Subordinated Debt                        10,539          10,539              10,487          10,487
Deferred Income Taxes                               211,489         211,489             211,451         211,451
Other Deferred Credits and Liabilities              281,410         281,410             288,239         288,239
Commitments and Contingencies
Common Stock Subject to
  Repurchase Obligations                              7,234            -                  6,046            -
                                                 ----------      ----------          ----------      ----------
Shareholders' Equity
  Common stock                                          769             725                 768             725
  Additional paid-in capital                        596,442         588,068             596,623         587,060
  Retained earnings                                 124,949         140,601             108,436         124,088
  Adjustment for minimum pension liability           (8,000)         (8,000)             (8,000)         (8,000)
                                                 ----------      ----------          ----------      ----------
     Total Shareholders' Equity                     714,160         721,394             697,827         703,873
                                                 ----------      ----------          ----------      ----------
                                                 $2,828,790      $2,828,790          $2,868,370      $2,868,370
                                                 ----------      ----------          ----------      ----------
                                                 ----------      ----------          ----------      ----------


     See accompanying notes to consolidated condensed financial statements.

                         AMERICAN MEDICAL HOLDINGS, INC.
                      AMERICAN MEDICAL INTERNATIONAL, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                  Three Months Ended November 30,
                                                 ---------------------------------------------------------------
                                                             1993                                1992
                                                 ---------------------------         ---------------------------
                                                   Holdings          AMI               Holdings          AMI
                                                 -----------     -----------         ------------    -----------
Net Revenues                                     $  558,217      $  558,217          $  541,893      $  541,893
Operating Costs and Expenses:
  Salaries and benefits                             205,414         205,414             200,075         200,075
  Supplies                                           79,482          79,482              77,426          77,426
  Provision for uncollectible accounts               39,036          39,036              39,021          39,021
  Depreciation and amortization                      38,273          38,273              36,108          36,108
  Other operating costs                             126,654         126,654             123,404         123,404
                                                 ----------      ----------          ----------      ----------
     Total Operating Costs and Expenses             488,859         488,859             476,034         476,034
                                                 ----------      ----------          ----------      ----------

Operating Income                                     69,358          69,358              65,859          65,859
  Interest expense, net                             (38,848)        (38,848)            (45,073)        (45,073)
                                                 ----------      ----------          ----------      ----------

Income before taxes and minority
     equity interest                                 30,510          30,510              20,786          20,786
Provision for income taxes                          (12,900)        (12,900)             (9,800)         (9,800)
                                                 ----------      ----------          ----------      ----------

Income before minority equity interest               17,610          17,610              10,986          10,986
Minority equity interest                             (1,097)         (1,097)               (425)           (425)
                                                 ----------      ----------          ----------      ----------

Net Income                                       $   16,513      $   16,513          $   10,561      $   10,561
                                                 ----------      ----------          ----------      ----------
                                                 ----------      ----------          ----------      ----------

Per Share Data:

Net Income Per Common and
     Common Equivalent Share                     $     0.21           N/A            $     0.14           N/A
                                                 ----------                          ----------
                                                 ----------                          ----------

Shares Used for Computation of
  Net Income Per Share                               76,938           N/A                76,662           N/A
                                                 ----------                          ----------
                                                 ----------                          ----------


     See accompanying notes to consolidated condensed financial statements.

                         AMERICAN MEDICAL HOLDINGS, INC.
                      AMERICAN MEDICAL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  Three Months Ended November 30,
                                                 ---------------------------------------------------------------
                                                             1993                                1992
                                                 ---------------------------         ---------------------------
                                                   Holdings          AMI               Holdings          AMI
                                                 -----------     -----------         ------------    -----------
Cash Flows from Operating Activities:
  Net income                                     $   16,513      $   16,513          $   10,561      $   10,561
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization                    38,273          38,273              36,108          36,108
    Amortization of debt discount, deferred
      financing costs and non-cash interest          12,481          12,481              16,375          16,375
    Decrease (increase) in accounts receivable,
      net                                           (12,808)        (12,808)              5,602           5,602
    Increase in supply inventories and prepaid
      expenses                                       (1,122)         (1,122)             (2,373)         (2,373)
    Decrease in accounts payable and accrued
      liabilities                                    (7,646)         (7,646)             (7,299)         (7,299)
    Increase in accrued interest                      7,775           7,775              12,524          12,524
    Income taxes, net                                11,610          11,610             (20,695)        (20,695)
    Decrease in other liabilities                    (9,734)         (9,734)             (1,901)         (1,901)
    Other non-cash items                                129             129                (515)           (515)
                                                 ----------      ----------          ----------      ----------
Net cash provided by operating activities            55,471          55,471              48,387          48,387
                                                 ----------      ----------          ----------      ----------

Cash Flows from Financing Activities:
  Payments on debt                                  (31,507)        (31,507)            (29,148)        (29,148)
  Reducing revolving credit facility                (28,000)        (28,000)               -               -
  Contribution to AMI by Holdings                      -              1,008                -                371
  Issuance of Holdings common stock                   1,008            -                    371            -
                                                 ----------      ----------          ----------      ----------
Net cash used in financing activities               (58,499)        (58,499)            (28,777)        (28,777)
                                                 ----------      ----------          ----------      ----------

Cash Flows from Investing Activities:
  Property and equipment additions                  (27,093)        (27,093)            (24,918)        (24,918)
  Increase in deferred costs                          1,251           1,251                -               -
  Additions to notes receivable and investments      (1,773)         (1,773)             (2,674)         (2,674)
  Decrease in notes receivable and investments        1,453           1,453               3,953           3,953
  Other                                              (1,506)         (1,506)              1,955           1,955
                                                 ----------      ----------          ----------      ----------
Net cash used in investing activities               (27,668)        (27,668)            (21,684)        (21,684)
                                                 ----------      ----------          ----------      ----------

Increase (Decrease) in Cash and
  Short-Term Cash Investments                       (30,696)        (30,696)             (2,074)         (2,074)
Cash and Short-Term Cash Investments,
  Beginning of Period                                44,335          44,335              70,536          70,536
                                                 ----------      ----------          ----------      ----------
Cash and Short-Term Investments,
  End of Period                                  $   13,639      $   13,639          $   68,462      $   68,462
                                                 ----------      ----------          ----------      ----------
                                                 ----------      ----------          ----------      ----------


     See accompanying notes to consolidated condensed financial statements.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

     American Medical Holdings, Inc. ("Holdings") was organized in July 1989 to acquire American Medical International, Inc. ("AMI" and, together with Holdings the "Company"). AMI's financial statements are the same as Holdings' financial statements except for the components of shareholders' equity and the impact of Holdings' common stock subject to repurchase obligations.

     The accompanying unaudited consolidated condensed financial statements include the accounts of Holdings, AMI and all majority owned subsidiary companies and have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included in the accompanying interim financial statements. The consolidated condensed balance sheet as of August 31, 1993 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior period's financial statements to be consistent with the fiscal 1994 presentation. For additional disclosure refer to Holdings' and AMI's Annual Report on Form 10-K for the year ended August 31, 1993.

(2)  ACCOUNTS RECEIVABLE

     As of November 30, 1993 and August 31, 1993, Holdings and AMI had reserves for uncollectible receivables of $100.0 million and $98.1 million, respectively.


(3)  COST IN EXCESS OF NET ASSETS ACQUIRED

     The cost in excess of net assets acquired is being amortized over 40 years from the original acquisition date. Holdings' and AMI's cumulative amortization of cost in excess of net assets acquired at November 30, 1993 and August 31, 1993 was $133.2 million and $125.2 million, respectively. Amortization of cost in excess of net assets acquired for Holdings and AMI was $8.0 million for the three months ended November 30, 1993 and 1992.

(4)  LONG-TERM DEBT

     As of November 30, 1993, $259 million was outstanding under the Company's $600 million revolving credit facility which accrued interest at 4.7%.
Amounts outstanding under the revolving credit facility accrue interest, at the option of AMI, at (i) adjusted LIBOR plus 1.5% (subject to reduction upon the satisfaction of certain conditions) or (ii) the alternative base rate specified in the revolving credit facility. In addition, $35.5 million in letters of credit were issued thereunder.

     On November 18, 1993, the remaining principal amount of the 6 3/4% Swiss franc/dollar dual currency senior notes due 1997 were redeemed. The redemption price of $28 million was financed by borrowings under the revolving credit facility.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                                   (Unaudited)


(5)  COMMITMENTS AND CONTINGENCIES

     Holdings and AMI are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the business or financial condition of Holdings or AMI.

(6)  COMMON STOCK SUBJECT TO REPURCHASE OBLIGATIONS

     Certain executive officers of AMI purchased shares of Holdings' common stock and in connection therewith were granted options to purchase additional shares of common stock. Under certain circumstances, these purchasers have the right to sell such shares to the Company at market value ($16.75 per share as of November 30, 1993) and therefore, such shares are classified separately from shareholders' equity at their repurchase price. As of November 30, 1993 and August 31, 1993, 431,858 shares of common stock were subject to repurchase obligations. These shares are subject to restrictions on transferability and Holdings generally has the right to repurchase such shares under certain circumstances.

(7)  CAPITAL STOCK

     As of November 30, 1993, Holdings had 200 million shares of $0.01 par value common stock authorized. Of such shares, 76,993,000 and 76,873,000 were outstanding as of November 30, 1993 and August 31, 1993, respectively. As of November 30, 1993, Holdings had five million shares of $0.01 par value of Preferred Stock authorized, of which none were outstanding.

     Holdings is the owner of all the outstanding shares of common stock of AMI. As of November 30, 1993 and August 31, 1993, 72,481,000 shares of AMI common stock were outstanding.

(8)  NET REVENUES

     Revenues are presented net of reserves to recognize the difference between the established rates for covered services and the amount paid by third party or private payors. Patient revenues received under government and some privately sponsored insurance programs are based on cost as defined under the programs or at predetermined rates based upon the diagnosis, plus capital costs, return on equity, and other adjustments rather than customary charges. Adjustments are recorded based on estimated amounts and contract interpretations. Such adjustments are generally subject to final audit and settlement. Holdings' and AMI's net revenues reflect the impact of these adjustments for the three months ended November 30, 1993 and 1992 of $490.6 million and $446.6 million, respectively. In management's opinion, the reserves established are adequate to cover the ultimate liabilities that may result from final settlements.

     Net revenues from government programs represented 42% and 37% of total net revenues for the three months ended November 30, 1993 and 1992, respectively. In addition, the Company has net revenues from other contracted business which represented 26% and 25% of total net revenues for the three months ended November 30, 1993 and 1992, respectively.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(9)  INTEREST EXPENSE, NET

     Interest expense, net consists of the following (in thousands):

                                              Three Months Ended November 30,
                                           ------------------------------------
                                                 1993                1992
                                           ----------------    ----------------
                                           Holdings and AMI    Holdings and AMI
                                           ----------------    ----------------
Interest costs                                 $ 27,743            $ 30,359
Amortization of debt discount, deferred
  financing costs and non-cash interest          12,481              16,375
Interest costs capitalized                         (624)               (302)
                                               --------            --------
                                                 39,600              46,432
Interest income                                    (752)             (1,359)
                                               --------            --------
Interest expense, net                          $ 38,848            $ 45,073
                                               --------            --------
                                               --------            --------


(10) MINORITY EQUITY INTEREST

     Minority equity interest expense of $1.8 million and $0.6 million for the three months ended November 30, 1993 and 1992, respectively, is presented net of income taxes in the accompanying consolidated condensed statements of income.

(11) EARNINGS PER SHARE

     Holdings' earnings per share for the three months ended November 30, 1993 and 1992 is based upon the weighted average number of shares of Holdings' common stock outstanding. In accordance with APB Opinion No. 15, the impact of common stock equivalents is not considered since they either have no dilutive effect or the effect on dilution is less than three percent.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(12) SUPPLEMENTAL CASH FLOW INFORMATION

     Holdings and AMI paid income taxes (net of refunds) of $0.6 million and $30.3 million for the three months ended November 30, 1993 and 1992, respectively. Holdings and AMI paid interest (net of capitalized costs) for the three months ended November 30, 1993 and 1992 of $19.3 million and $19.2 million, respectively.

   For the three months ended November 30, 1993 and 1992 a non-cash increase in common stock subject to repurchase obligations of $1.2 million and $.6 million, respectively was recognized by Holdings due to market price changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended November 30, 1993, the Company invested $27.1 million in capital expenditures and, as of November 30, 1993, had approximately $17.8 million of construction commitments outstanding. Such capital expenditures are for new construction and renovations to facilitate and accommodate new inpatient and outpatient programs and to develop and acquire new lines of business, including home health care, surgery centers, and physician practices. The Company intends to continue to invest in new and existing operations within the healthcare industry, however, the terms of the Company's revolving credit facility, its principal bank indebtedness, limit the Company's ability to make capital expenditures. Capital expenditure limitations excluding capitalized interest, are approximately $225 million in fiscal 1994, $225 million plus carryforwards for fiscal 1995 and $200 million plus carryforwards thereafter. The Company is also authorized to use up to an additional $150 million for acquisitions.

     The Company decreased its debt outstanding (including the current portion of long-term debt) by approximately $50.5 million since August 31, 1993, resulting in $1.28 billion outstanding as of November 30, 1993. Cash provided by operating activities, short-term cash investments and borrowings under the revolving credit facility were the primary sources used to repay (excluding repayments on the revolving credit facility) $31.5 million of long-term debt during the three months ended November 30, 1993. Repayments of $28 million were for the redemption of the remaining principal amount of the 6 3/4% Swiss franc/dollar dual currency senior notes due 1997. The amount outstanding under the revolving credit facility decreased to $259 million as of November 30, 1993, from $287 million outstanding as of August 31, 1993.

     For the three months ended November 30, 1993 the Company had $55.5 million in net cash provided by operating activities as compared to $48.4 million for the three months ended November 30,1992. Management believes that sufficient funds will be generated from operations, augmented by borrowings under the revolving credit facility, to finance operations, capital expenditures and service debt. Payments of interest and principal on the Company's $1.28 billion of consolidated long-term debt, including the current portion of such long-term debt, will continue to affect funds available to the Company to finance capital expenditures and operations. Scheduled principal payments, excluding amounts that may become due on the revolving credit facility, will be $9.4 million in the remainder of fiscal 1994, $155.1 million in fiscal 1995, $56.1 million in fiscal 1996, $178.3 million in fiscal 1997, $2.0 million in fiscal 1998 and $2.2 million in fiscal 1999.

     The terms of certain indebtedness of the Company impose significant operating and financial restrictions (subject to certain exceptions) requiring the Company to maintain certain financial ratios and restrict the Company's ability to incur additional indebtedness and enter into leases and guarantees of debt; to make loans and investments; to pay dividends or repurchase shares of stock; to repurchase, retire or refinance indebtedness prior to maturity; and to purchase or sell assets. The Company has pledged the capital stock of certain direct (first tier) subsidiaries and certain patient receivables as security for the Company's obligations under the revolving credit facility and certain other senior indebtedness of the Company. Management believes that the Company is currently in compliance with all material covenants and restrictions contained in all financing agreements.

RESULTS OF OPERATIONS

GENERAL TRENDS

     The Company's net revenues have increased as a result of the increased volume of outpatient and inpatient services and general price increases. Outpatient volume has increased, and is expected to continue to increase, due to
(i) continued advances in medical technologies, thus allowing procedures previously performed on an inpatient basis to be available on an outpatient basis and (ii) the pressures from payors to control costs by directing those patients with less severe illnesses from inpatient care to outpatient care. As the increased utilization of outpatient services is expected to continue, several of the Company's hospitals are expanding or redesigning their outpatient facilities and services.

     As an increasing portion of the Company's net revenues continue to be derived from Medicare/Medicaid programs, the Company's overall rate of revenue growth may decrease as a result of (i) this corresponding shift in payor mix and
(ii) the disparity between the rate of increase of the Company's customary charges and the government's reimbursement rate. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for psychiatric hospitals. While Medicare payment rates are indexed for inflation annually, the increases have historically lagged behind actual inflation. The increase in the Company's revenues derived from Medicare/Medicaid programs is due to a larger portion of the population qualifying for coverage as a result of the general aging of the population and expanded state Medicaid programs.

     In addition to the Medicare program, states and insurance companies continue to actively negotiate the amounts they will pay for services performed
rather than simply paying healthcare providers their customary charges.   The
entrance of insurance companies into the managed care environment is accelerating the introduction of managed care in more localities. Current managed care conditions vary across the markets in which the Company operates. Hospitals that operate in mature managed care markets typically have contributed smaller profit margins than hospitals that operate in other markets. However, management believes that through continued cost-control efforts, the Company is positioned to have a competitive edge in pursuing market share growth in the managed care environment.

     To offset factors which may limit net revenue growth, the Company continues to look at providing expanded healthcare services through the development of the Company's operations and through the integration of broad healthcare networks, including hospital/physician and physician contracting entities.

INFLATION

     A significant portion of the Company's operating costs and expenses are subject to inflationary increases. Since the healthcare industry is labor intensive, salaries and benefits are continually affected by inflation. In addition, increasing supply costs are the result of vendors passing on rising costs through price increases. The Company's ability to pass on a certain portion of the increased costs associated with providing healthcare to Medicare/Medicaid patients may be limited by existing government reimbursement programs for healthcare services unless the federal and state governments correspondingly increase the rates of payment under these programs.
Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through the continued adherence to the cost reduction programs, labor management and reasonable price increases, the effects of inflation should not have a material adverse effect on operating margins.

HEALTHCARE REFORM

     The Clinton Administration's proposed healthcare reform plan contains provisions which would impose among other things, cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan (to reduce administrative costs) that would cover all citizens. The healthcare reform plan also proposes healthcare coverage for all citizens, a circumstance which may result in additional revenues for the Company; however this increase in revenues may be offset by lower levels of reimbursement from various payors. In addition, some states, including Florida, have already enacted reforms and continue to consider additional reforms. Management believes that some form of healthcare reform is imminent; however until such reform is finalized, management cannot predict the impact on the Company's results of operations. The type and impact of such reform continues to be debated at both the federal and state levels.

OPERATIONS OVERVIEW

     The following table summarizes certain consolidated results of the Company. AMI's results of operations are the same as that of the Company's; therefore, separate results of operations and a discussion and analysis for AMI are not presented.

                                                      Three Months Ended November 30,
                                                      -------------------------------
                                                           (dollars in millions)
                                         1993                   1992

                                       --------               --------
                                                % of  Net              % of Net     % of Dollar Increase
                                                Revenues               Revenues          (Decrease)
                                                --------               --------     --------------------
Net Revenues
 Medicare/Medicaid                       $224.9      40.3%       $192.0      35.4%             17.1%
 Contracted services                      143.0      25.6         135.0      24.9               5.9
 Non-contracted services                  172.4      30.9         199.0      36.7             (13.4)
 Other sources                             17.9       3.2          15.9       3.0              12.6
                                          -----     -----         -----     -----
    Total Net Revenues                    558.2     100.0         541.9     100.0               3.0
                                          -----     -----         -----     -----

Operating Costs and Expenses
 Salaries and benefits                    205.4      36.8         200.1      36.9               2.7
 Supplies                                  79.5      14.2          77.4      14.3               2.7
 Provision for uncollectible accounts      39.0       7.0          39.0       7.2               0.0
 Depreciation and amortization             38.3       6.9          36.1       6.7               6.0
 Other operating costs                    126.7      22.7         123.4      22.8               2.6
                                          -----     -----         -----     -----
Total Operating Costs and Expenses        488.9      87.6         476.0      87.9               2.7
                                          -----     -----         -----     -----
Operating income                           69.3      12.4          65.9      12.1               5.3

Interest expense, net                     (38.8)     (6.9)        (45.1)     (8.3)            (13.8)
                                          -----     -----         -----     -----
Income before taxes and
 minority equity interest                  30.5       5.5          20.8       3.8              46.8
Provision for income taxes                (12.9)     (2.3)         (9.8)     (1.8)             31.6
                                          -----     -----         -----     -----
Income before
 minority equity interest                  17.6       3.2          11.0       2.0              60.3
Minority equity interest                   (1.1)     (0.2)         (0.4)      0.0              175.0
                                          -----     -----         -----     -----

Net Income                            $    16.5       3.0%       $ 10.6       2.0%             56.4
                                        -------   --------      -------   --------
                                        -------   --------      -------   --------

     The following table sets forth certain operating statistics of the Company's hospitals for the three months ended November 30, 1993 and 1992:



     OPERATING STATISTICS (1):                    1993           1992
                                                --------       --------
     Admissions
      Medicare/Medicaid                          30,144         27,225
      Contracted                                 15,010         13,326
      Non-contracted                             11,495         14,313
      Other                                         706            724
                                                -------        -------
          Total                                  57,355         55,588
                                                -------        -------
                                                -------        -------

     Equivalent Admissions(2)                    78,852         75,014
     Outpatient
      Visits (3)                                510,789        397,069
      Surgeries                                  29,916         29,128
                                                -------        -------
          Total Outpatient Volume               540,705        426,197
                                                -------        -------
                                                -------        -------


     Patient Days                               331,827        335,236
     Equivalent Patient Days(2)                 449,966        448,118
     Licensed Beds Occupancy Rate                  44.8%          47.1%
     Licensed Beds at End of Period               8,131          7,822


     (1) Represents statistics for hospitals only and has not been adjusted to include statistics for related healthcare entities.

     (2) Represents actual admissions/patient days as adjusted to include outpatient and emergency room services by adding to actual admissions/patient days an amount derived by dividing outpatient and emergency room revenue by inpatient revenue per admission/patient days.

     (3) Includes home health visits of 149,423 and 58,395 for the three months ended November 30, 1993 and 1992, respectively.

     Net revenues for the three months ended November 30, 1993 increased 3.0% or $16 million over the three months ended November 30, 1992. Such increase is primarily attributable to growth in both inpatient and outpatient revenues as a result of new patient care services, higher utilization of outpatient and ancillary services and higher third party reimbursement rates. Net revenues from inpatient services increased 1.6% to $385 million, or 70.1% of net patient revenues, for the three months ended November 30, 1993 from $379 million, or 70.8% of net patient revenues, for the three months ended November 30, 1992.
Net revenues from outpatient services increased 5.1% to 164 million, or 29.9% of net patient revenues, for the three months ended November 30, 1993 from $156 million, or 29.2% of net patient revenues for the three months ended November 30, 1992. The addition of ancillary facilities associated with several of the Company's hospitals to accommodate the higher utilization of outpatient services has contributed to the increase in net revenues from outpatient services.
The Company's growth of home health services resulted in an increase in the related net revenues.


     For the three months ended November 30, 1993, the Medicare/Medicaid programs and contracted services accounted for a greater portion of the Company's business as compared to the three months ended November 30, 1992. The greater portion of the population qualifying for Medicare/Medicaid coverage and the increasing number of states and insurance companies which are negotiating contracted amounts paid for services rendered have contributed to this growth.

     Expense management continues to be the significant factor in achieving the operating margin improvement experienced by the Company. Operating expenses (excluding depreciation and amortization) increased only 2.4% over the three months ended November 30, 1992. On a volume-adjusted, or per equivalent admission basis, operating costs declined 2.5% over the three months ended November 30, 1992.

     The increased net revenues and continued control of operating costs increased the operating margin to 12.4% for the three months ended November 30, 1993 from 12.1% for the three months ended November 30, 1992.

     Interest expense, net decreased 13.8% or $6 million for the three months ended November 30, 1993 as a result of debt refinancings and the use of cash from operations to reduce indebtedness.

     The tax provision for the three months ended November 30, 1993 and 1992 is greater than that which would occur using the Company's marginal tax rate against its income before taxes and minority equity interest, due in large part to the amortization of cost in excess of net assets acquired not being deductible for tax provision purposes.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          No material developments in the Company's legal proceedings have occurred since August 31, 1993.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS.

               11 Computations of earnings per share.

          (b)  REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.


                                   AMERICAN MEDICAL HOLDINGS, INC.
Date:  January  13, 1994
                                                ALAN J. CHAMISON
                                   By:_____________________________________
                                                Alan J. Chamison
                                          Executive Vice President and
                                             Chief Financial Officer


Date:  January 13, 1994
                                                BARY G. BAILEY
                                   By:_____________________________________
                                                Bary G. Bailey
                                         Vice President and Controller



                                   AMERICAN MEDICAL INTERNATIONAL, INC.

Date:  January  13, 1994
                                                ALAN J. CHAMISON
                                   By:_____________________________________
                                                Alan J. Chamison
                                          Executive Vice President and
                                             Chief Financial Officer

Date:  January 13, 1994
                                                BARY G. BAILEY
                                   By:_____________________________________
                                                Bary G. Bailey
                                         Vice President and Controller